Form 10-Q
period 1995-03-31
AMERICAN RETIREMENT VILLAS PROPERTIES
filed 1995-05-15
CIK 778643

                       Securities and Exchange Commission

                            Washington, D.C.  20549

                                   Form 10 Q


               Quarterly Report under section 13 or 15(d) of the
                      Securities and Exchange Act of 1934



For the Quarter Ended March 31, 1995


Commission file number 33-633


American Retirement Villas Properties
- - - - - - -----------------------------------------
(Exact name of Registrant as specified in its charter)



California                                      33-0154077
- - - - - - ----------                                      ----------
state or other jurisdiction                     (IRS Employer Iden-
of organization                                 tification number)


245 Fischer Avenue, Suite D-1
Costa Mesa, California                          92626
- - - - - - -------------------------------                 ----------
(address of principal executive                 (zip code)
office)

Registrant's telephone number,
including area code                             (714) 751-7400

                             --------------

Indicate by a check mark whether the registrant (1) has filed all the reports to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file reports), and
(2) has been subject to such filing requirements for the past 90 days.


     YES    X                                NO
         -------                                --------

                                PART I, ITEM I

                    AMERICAN RETIREMENT VILLAS PROPERTIES
                      (a California Limited Partnership)

                                Balance Sheets

               March 31, 1995 (unaudited) and December 31, 1994

                 Assets                            1995
                 ------                         (Unaudited)          1994
                                                ------------     ------------
Properties, at cost (notes 3, 4 and 5)
     Land                                        $ 2,695,099      $ 2,695,099
     Building and improvements, less
       accumulated depreciation of $4,869,011
       in 1995 and $4,689,608 in 1994             14,870,256       15,035,175
     Furniture, fixtures and equipment, less
       accumulated depreciation of $331,617
       in 1995 and $330,734 in 1994                  238,380          239,999
                                                 -----------      -----------
     Net Properties                               17,803,735       17,970,273


Cash and cash equivalents                            471,901          245,898
Loan fees, less accumulated amortization
  of $6,837 in 1995 and $4,022 in 1994                26,944           28,151
Other assets (note 6)                                101,072          107,784
                                                 -----------      -----------
                 Total assets                    $18,403,652      $18,352,106
                                                 ===========      ===========

         Liabilities and Partners' Equity
         --------------------------------

Notes payable (note 5)                           $   986,264      $   989,281
Accounts payable and accrued expenses                450,512          350,833
Amounts payable to affiliates (note 3)                25,905            9,601
Distribution payable to partners                     492,919          455,919
                                                 -----------      -----------
                Total Liabilities                  1,955,600        1,805,634

Partners' capital (note 2)
     30,000 units outstanding at March
       31, 1995 and December 31, 1994             16,448,052       16,546,472
                                                 -----------      -----------
     Total liabilities and partners' equity      $18,403,652      $18,352,106
                                                 ===========      ===========

    See accompanying notes to financial statements (unaudited).

                     AMERICAN RETIREMENT VILLAS PROPERTIES
                       (a California Limited Partnership)

                      Statements of Operations (unaudited)

                      For the quarter ended March 31, 1995
                      For the quarter ended March 31, 1994

                                                    1995             1994
                                                 ----------       ----------
     Revenues:
         Rent                                    $1,793,714       $1,662,309
         Assisted living                            182,801          152,445
         Interest                                         0              156
         Other (note 6)                              45,783           56,615
                                                 ----------       ----------
                 Total Revenues                   2,022,298        1,871,525
                                                 ----------       ----------
Costs and expenses (note 3):
         Rental property operations                 994,897          931,519
         Assisted living                             81,684           75,419
         General and administrative                 247,300          249,847
         Property taxes                              66,197           68,307
         Repairs and maintenance                     36,471           34,431
         Advertising                                 10,559            7,023
         Interest (note 5)                           23,480           31,489
         Legal (note 6)                               2,574            2,845
         Bad debt                                     1,555                0
         Depreciation and amortization              205,816          231,613
                                                 ----------       ----------
                 Total costs and expenses         1,670,533        1,632,493

         Net income                              $  351,765       $  239,032
                                                 ==========       ==========

         Net income to General Partner           $    3,518       $    2,390

         Net income to limited partner           $  348,247       $  236,642
                                                 ==========       ==========

         Net income per limited partners
           Unit                                  $    11.61       $     7.89
                                                 ==========       ==========

    See accompanying notes to financial statements (unaudited).

                     AMERICAN RETIREMENT VILLAS PROPERTIES
                       (a California Limited Partnership)

                      Statement of Cash Flows (unaudited)

                   For the three months ended March 31, 1995
                   For the three months ended March 31, 1994




                                                       1995           1994
                                                     ---------      ---------
 Cash flows from operating activities:
     Net income                                      $ 351,765      $ 239,032
     Adjustments to reconcile net income
       to net cash provided by operating
       activities:
         Depreciation and amortization                 205,813        231,613
     Change in assets and liabilities:
         Decrease (increase) in other assets             6,307        (21,133)
         Decrease in loan fees                           1,207          2,294
         Increase in accounts
           payable and accrued expenses                 98,879         82,330
         Increase (decrease) in amounts
           payable to affiliates                        16,304            380
                                                     ---------      ---------
     Net cash provided by operating activites          680,275        534,516

Cash flows from investing activities:
     Capital expenditures                              (38,069)       (52,830)
                                                     ---------      ---------
     Net cash used in investing
        activities                                     (38,069)       (52,830)

Cash flows from financing activities:
     Net borrowings under line of credit
        agreement                                                     300,000
     Principle repayment of notes payable               (3,017)      (327,768)
     Distributions paid                               (413,186)      (460,651)
                                                     ---------      ---------
     Net cash used in financing activities            (416,203)      (488,419)
                                                     ---------      ---------
Increase (decrease) in cash and cash equivalents       226,003         (6,733)

Cash and cash equivalents at beginning of period       245,898        498,543
                                                     ---------      ---------
Cash and cash equivalents at ending of period        $ 471,901      $ 491,810
                                                     =========      =========

See accompanying notes to financial statements (unaudited).

                    AMERICAN RETIREMENT VILLAS PROPERTIES
                      (a California Limited Partnership)

                  Notes to Financial Statements (unaudited)
                                MARCH 31, 1995

(1)   Summary of Significant Accounting Policies
      ------------------------------------------

Basis of Accounting
- - - - - - -------------------

Pursuant to Regulation S-X Rule 10-1(5) the material stated in the December 31, 1994 Form 10K is incorporated by this reference.

Depreciation
- - - - - - ------------

Pursuant to Regulation S-X Rule 10-1(5) the material stated in the December 31, 1994 Form 10K is incorporated by this reference.

Pre-Opening Costs
- - - - - - -----------------

Pursuant to Regulation S-X Rule 10-1(5) the material stated in the December 31, 1994 Form 10K is incorporated by this reference.

Loan Fees
- - - - - - ---------

Pursuant to Regulation S-X Rule 10-1(5) the material stated in the December 31, 1994 Form 10K is incorporated by this reference.

Rental Income
- - - - - - -------------

Pursuant to Regulation S-X Rule 10-1(5) the material stated in the December 31, 1994 Form 10K is incorporated by this reference.

Income Taxes
- - - - - - ------------

Pursuant to Regulation S-X Rule 10-1(5) the material stated in the December 31, 1994 Form 10K is incorporated by this reference.

Net Income Per Limited Partner Unit
- - - - - - -----------------------------------

Pursuant to Regulation S-X Rule 10-1(5) the material stated in the
December 31, 1994 Form 10K is incorporated by this reference.
The weighted average number of units outstanding at March 31,
1995 and March 31, 1994 was 30,000.                             (continued)

                    AMERICAN RETIREMENT VILLAS PROPERTIES
                      (a California Limited Partnership)

                  Notes to Financial Statements (unaudited)
                                MARCH 31, 1995


Cash and Cash Equivalents
- - - - - - -------------------------

Pursuant to Regulation S-X Rule 10-1(5) the material stated in the December 31, 1994 Form 10K is incorporated by this reference.

Reclassifications
- - - - - - -----------------

Pursuant to Regulation S-X Rule 10-1(5) the material stated in the December 31, 1994 Form 10K is incorporated by this reference.

(2) Organization and Partnership Agreement
- - - - - - ------------------------------------------

Pursuant to Regulation S-X Rule 10-1(5) the material stated in the December 31, 1994 Form 10K is incorporated by this reference.

(3) Transactions with Affiliates
- - - - - - --------------------------------

Pursuant to Regulation S-X Rule 10-1(5) the material stated in the December 31, 1994 Form 10K is incorporated by this reference, except for the following additional comments. For the three months ended March 31, 1995, property management and partnership management fees of $101,115 and $62,395 respectively, were paid or accrued to the Managing General Partner.

(4) Properties
- - - - - - --------------

Villa Bonita:

Pursuant to Regulation S-X Rule 10-1(5) the material stated in the December 31, 1994 Form 10K is incorporated by this reference.

Rancho Park Villa:

Pursuant to Regulation S-X Rule 10-1(5) the material stated in the December 31, 1994 Form 10K is incorporated by this reference.

Tamalpais Creek:

Pursuant to Regulation S-X Rule 10-1(5) the material stated in the December 31, 1994 Form 10K is incorporated by this reference.

                                                                (continued)

                    AMERICAN RETIREMENT VILLAS PROPERTIES
                      (a California Limited Partnership)

                  Notes to Financial statements (unaudited)
                                MARCH 31, 1995



Maria del Sol:

Pursuant to Regulation S-X Rule 10-1(5) the material stated in the December 31, 1994 Form 10K is incorporated by this reference.


(5) Notes Payable
- - - - - - -----------------

Pursuant to Regulation S-X Rule 10-1(5) the material stated in the December 31, 1994 Form 10K is incorporated by this reference.


(6) Property Tax Refund
- - - - - - -----------------------

Pursuant to Regulation S-X Rule 10-1(5) the material stated in the December 31, 1994 Form 10K is incorporated by this reference.

                               PART I, ITEM II

                    AMERICAN RETIREMENT VILLAS PROPERTIES
                      (a California Limited Partnership)

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              -------------------------------------------------
                     CONDITION AND RESULTS OF OPERATIONS
                     -----------------------------------


(b) 1 Material Change in Financial Condition
    ----------------------------------------
    None

(b) 2 Material Changes in Results of Operation
    ------------------------------------------
    None

                                   PART II

                    AMERICAN RETIREMENT VILLAS PROPERTIES
                      (a California Limited Partnership)


Item 1   Legal Proceedings
- - - - - - -----------------------------------------------------------
         None

Item 2   Change in Securities
- - - - - - -----------------------------------------------------------
         None

Item 3   Defaults Upon Senior Securities
- - - - - - -----------------------------------------------------------
         None

Item 4   Submission of Matters to Vote of Security Holders
- - - - - - -----------------------------------------------------------
         None

Item 5   Other Information
- - - - - - -----------------------------------------------------------
         None

Item 6   Exhibits and Reports on Form 8K
- - - - - - -----------------------------------------------------------
A.       Exhibit 27 - Financial Data Schedule

B.       None

                    AMERICAN RETIREMENT VILLAS PROPERTIES
                      (a California Limited Partnership)



Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                AMERICAN RETIREMENT VILLAS PROPERTIES,
                                A CALIFORNIA LIMITED PARTNERSHIP


                                        By   ARV Housing Group, Inc.
                                           ---------------------------
                                           Managing General Partner


Date: May 11, 1995                      By        JOHN A. BOOTY
                                            --------------------------
                                                  John A. Booty
                                                  President


Date: May 11, 1995                      By    GRAHAM P. ESPLEY-JONES
                                            --------------------------
                                              Graham P. Espley-Jones
                                              Chief Financial Officer