Form 10-Q
period 1995-06-30
AMERICAN RETIREMENT VILLAS PROPERTIES
filed 1995-08-14
CIK 778643

                       Securities and Exchange Commission

                            Washington, D.C.  20549

                                   Form 10 Q

               Quarterly Report under section 13 or 15(d) of the
                      Securities and Exchange Act of 1934


For the Quarter Ended June 30, 1995


Commission file number 33-633


American Retirement Villas Properties
-------------------------------------
(Exact name of Registrant as specified in it's charter)


California                                      33-0154077
----------                                      ----------
state or other jurisdiction                     (IRS Employer Iden-
of organization                                 tification number)

245 Fischer Avenue, Suite D-1
Costa Mesa, California                          92626
----------------------                          -----
(address of principal executive                 (zip code)
office)

Registrant's telephone number,
including area code                             (714) 751-7400
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


    YES    X                                NO
        -------                                -------

Form 10-Q
June 30, 1995

                                 PART I ITEM 1

                     AMERICAN RETIREMENT VILLAS PROPERTIES
                       (a California Limited Partnership)

                           Balance Sheets (Unaudited)

                      June 30, 1994 and December 31, 1993


                          Assets
                          ------                          1995          1994
                                                   -----------   -----------
Properties, at cost (notes 4 and 5)
    Land                                           $ 2,695,099   $ 2,695,099
    Building and improvements, less
      accumulated depreciation of $5,048,555
      in 1995 and $4,689,608 in 1994                14,707,999    15,035,175
    Furniture, fixtures and equipment less
      accumulated depreciation of $334,697
      in 1995 and $330,734 in 1994                     257,116       239,999
                                                   -----------   -----------
           Net Properties                           17,660,214    17,970,273


Cash and cash equivalents                              310,977       245,898
Loan fees, less accumulated amortization
of $8,043 in 1995 and $5,630 in 1994                    25,738        28,151
Other assets                                           291,247       107,784
                                                   -----------   -----------
           Total assets                            $18,288,177   $18,352,106
                                                   ===========   ===========

           Liabilities and Partners' Capital
           ---------------------------------

Notes payable (note 6)                             $   983,690   $   989,281
Accounts payable and accrued expenses                  426,733       350,833
Amounts payable to affiliate (note 3)                   14,942         9,601
Distribution payable to partners                        52,731       455,919
                                                   -----------   -----------
           Total Liabilities                         1,478,097     1,805,634

Partners' capital (note 2)
    30,000 units outstanding at June
      30, 1993 and December 31, 1994                16,810,080    16,546,472
                                                   -----------   -----------
Total liabilities and partners' capital            $18,288,177   $18,352,106
                                                   ===========   ===========


See accompanying notes to financial statements.

Form 10-Q
June 30, 1995

                           PART I ITEM 1 (continued)

                     AMERICAN RETIREMENT VILLAS PROPERTIES
                       (a California Limited Partnership)

                      Statements of Operations (unaudited)

    For the quarter ended June 30, 1995
    For the quarter ended June 30, 1994
    For the six months ended June 30, 1995
    For the six months ended June 30, 1994


                                                      Quarter      Quarter      Six months    Six months
                                                     ended June   ended June    ended June    ended June
                                                      30, 1995     30, 1994      30, 1995      30, 1994
                                                     ----------   ----------    ----------    ----------
Revenues:
    Rent                                              1,820,678    1,710,142     3,614,392     3,372,451
    Assisted living                                     201,931      176,497       384,731       328,941
    Interest                                                  0          148             0           304
    Other                                                49,596       45,958        95,380       102,454
                                                     ----------   ----------    ----------    ----------
           Total Revenues                             2,072,205    1,932,745     4,094,504     3,804,150
                                                     ----------   ----------    ----------    ----------

Costs and expenses:
    Rental property operations (note 3 and 7)         1,052,147    1,040,912     2,094,808     2,002,762
    Assisted living (note 3)                             92,545       76,343       174,230       151,762
    General and administrative (note 3)                 251,743      244,829       499,043       495,962
    Depreciation and amortization                       206,551      203,301       412,367       434,914
    Property taxes                                       62,460       63,849       128,658       132,156
    Advertising                                           8,344       12,027         7,610        22,086
    Interest (note 6)                                    23,922       27,528        47,402        59,017
    Legal                                                 7,212        2,946         9,786         5,791
    Bad debt                                                705        1,608         2,260         1,608
                                                     ----------   ----------    ----------    ----------
           Total costs and expenses                   1,705,629    1,673,344     3,376,163     3,306,058

    Net income                                       $  366,575   $  259,401    $  718,341    $  498,093
                                                     ==========   ==========    ==========    ==========
    Net income to General Partner                    $    3,666   $    2,594    $    7,183    $    4,981

    Net income to limited partner                    $  362,909   $  256,807    $  711,157    $  493,112
                                                     ==========   ==========    ==========    ==========
    Net income per limited partners unit             $    12.10   $     8.56    $    23.71    $    16.44
                                                     ==========   ==========    ==========    ==========


See accompanying notes to financial statements.

Form 10-Q
June 30, 1995

                                 PART I ITEM 1

                     AMERICAN RETIREMENT VILLAS PROPERTIES
                       (a California Limited Partnership)

                      Statement of Cash Flows (unaudited)

    For the six months ended June 30, 1995
    For the six months ended June 30, 1994

                                                            1995          1994
                                                      ----------   -----------
Cash flows from operating activities:
     Net income                                      $  718,341    $   498,093
     Adjustments to reconcile net income
       to net cash provided by operating
       activities:
          Depreciation and amortization                 412,367        434,914
     Change in assets and liabilities:
          Increase in other assets                     (183,463)       (48,292)
          Decrease in loan fees                           2,413          6,052
          Increase in accounts
            payable and accrued expenses                 75,900         45,394
          Increase (decrease) in amounts payable
            to affiliates                                 5,341         (5,695)
                                                     ----------    -----------
                 Total adjustments                      312,558        432,373

     Net cash provided by operating activities        1,030,899        930,466
                                                     ----------    -----------
Cash flows from investing activities:
     Capital expenditures                               (52,851)      (111,603)
                                                     ----------    -----------
     Net cash used in investing activities              (52,851)      (111,603)

Cash flows from financing activities:
     Principal reduction of notes payable                (5,591)      (330,086)
     Distributions paid                                (907,376)      (869,458)
                                                     ----------    -----------

     Net cash used in financing activities             (912,968)    (1,199,544)
                                                     ----------    -----------
Decrease in cash                                         65,080       (380,681)

Cash at the beginning of the period                     245,898        498,543
                                                     ----------    -----------
Cash at the end of the period                        $  310,978    $   117,862
                                                     ==========    ===========



See accompanying notes to financial statements.

Form 10-Q
June 30, 1995

                                 PART I ITEM 1

                     AMERICAN RETIREMENT VILLAS PROPERTIES
                       (a California Limited Partnership)

                   Notes to Financial Statements (unaudited)
                                 June 30, 1995

(1)  Summary of Significant Accounting Policies
-----------------------------------------------

Basis of Accounting
-------------------

Pursuant to Regulation S-X Rule 10-1(5) the material stated in the December 31, 1994 Form 10K is incorporated by this reference.

Carrying Value of Real Estate
-----------------------------

Pursuant to Regulation S-X Rule 10-1(5) the material stated in the December 31, 1994 Form 10K is incorporated by this reference.

Loan Fees
---------
Pursuant to Regulation S-X Rule 10-1(5) the material stated in the December 31, 1994 Form 10K is incorporated by this reference.

Rental Income
-------------
Pursuant to Regulation S-X Rule 10-1(5) the material stated in the December 31, 1994 Form 10K is incorporated by this reference.

Income Taxes
------------

Pursuant to Regulation S-X Rule 10-1(5) the material stated in the December 31, 1994 Form 10K is incorporated by this reference.

Net Income Per Limited Partner Unit
-----------------------------------

Pursuant to Regulation S-X Rule 10-1(5) the material stated in the
December 31, 1994 Form 10K is incorporated by this reference.
The weighted average number of units outstanding at March 31,
1995 and March 31, 1994 was 30,000.                             (continued)

Form 10-Q
June 30, 1995

                                 PART I ITEM 1

                     AMERICAN RETIREMENT VILLAS PROPERTIES
                       (a California Limited Partnership)

                   Notes to Financial Statements (unaudited)
                                 June 30, 1995


Cash and Cash Equivalents
-------------------------
Pursuant to Regulation S-X Rule 10-1(5) the material stated in the December 31, 1994 Form 10K is incorporated by this reference.

Reclassifications
-----------------
Pursuant to Regulation S-X Rule 10-1(5) the material stated in the December 31, 1994 Form 10K is incorporated by this reference.

(2) Organization and Partnership Agreement
------------------------------------------

Pursuant to Regulation S-X Rule 10-1(5) the material stated in the December 31, 1994 Form 10K is incorporated by this reference.

(3) Transactions with Affiliates
--------------------------------

Pursuant to Regulation S-X Rule 10-1(5) the material stated in the December 31, 1994 Form 10K is incorporated by this reference, except for the following additional comments. For the three months ended June 30, 1995 property management and partnership management fees of $103,610 and $65,332 respectively, were paid or accrued to the Managing General Partner.

(4) Properties
--------------

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

Form 10-Q
June 30, 1995

                                 PART I ITEM 1

                     AMERICAN RETIREMENT VILLAS PROPERTIES
                       (a California Limited Partnership)

                   Notes to Financial Statements (unaudited)
                                 June 30, 1995


Maria del Sol:

Pursuant to Regulation S-X Rule 10-1(5) the material stated in the December 31, 1994 Form 10K is incorporated by this reference.

(5) Accounts Payable and Accrued Expenses
------------

Pursuant to Regulation S-X Rule 10-1(5) the material stated in the December 31, 1994 Form 10K is incorporated by this reference.

(6) Notes Payable
------------

Pursuant to Regulation S-X Rule 10-1(5) the material stated in the December 31, 1994 Form 10K is incorporated by this reference.

(7) ESOP
------------

Pursuant to Regulation S-X Rule 10-1(5) the material stated in the December 31, 1994 Form 10K is incorporated by this reference.

Form 10-Q
June 30, 1995

                                 PART I ITEM II

                     AMERICAN RETIREMENT VILLAS PROPERTIES
                       (a California Limited Partnership)

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                          ---------------------------
                      CONDITION AND RESULTS OF OPERATIONS
                          ---------------------------


(b)  1 Material Change in Financial Condition
   --------------------------------
     None


(b)  2 Material Changes in Results of Operation
   --------------------------------
     None

Form 10-Q
June 30, 1995

                                    PART II

                     AMERICAN RETIREMENT VILLAS PROPERTIES
                       (a California Limited Partnership)


Item 1    Legal Proceedings
---------------------
     None



Item 2    Change in Securities
----------------------
     None



Item 3    Defaults Upon Senior Securities
---------------------------
     None



Item 4    Submission of Matters to Vote of Security Holders
------------------------------------------
     None



Item 5    Other Information
----------------------
     None



Item 6    Exhibits and Reports on Form 8K
------------------------------
A. Exhibit 27 - Financial Data Schedule

B. None

                                                                 (continued)

Form 10-Q
June 30, 1995

                                    PART II

                     AMERICAN RETIREMENT VILLAS PROPERTIES
                       (a California Limited Partnership)




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                AMERICAN RETIREMENT VILLAS PROPERTIES,
                                A CALIFORNIA LIMITED PARTNERSHIP


                                By     ARV HOUSING GROUP, INC.
                                   -------------------------------
                                      Managing General Partner


Date:  August 11, 1995          By        GARY L. DAVIDSON
                                   -------------------------------
                                          Gary L. Davidson
                                        Chairman of the Board


Date:  August 11, 1995          By         JOHN A. BOOTY
                                   -------------------------------
                                           John A. Booty
                                              President