Form 10-Q/A
period 1995-03-31
AMERICAN RETIREMENT VILLAS PROPERTIES
filed 1995-08-18
CIK 778643

                       Securities and Exchange Commission

                            Washington, D.C.  20549

                                 Form 10 Q/A


               Quarterly Report under section 13 or 15(d) of the
                      Securities and Exchange Act of 1934



For the Quarter Ended March 31, 1995


Commission file number 33-633


American Retirement Villas Properties
-----------------------------------------
(Exact name of Registrant as specified in its charter)



California                                      33-0154077
----------                                      ----------
state or other jurisdiction                     (IRS Employer Iden-
of organization                                 tification number)


245 Fischer Avenue, Suite D-1
Costa Mesa, California                          92626
-------------------------------                 ----------
(address of principal executive                 (zip code)
office)

Registrant's telephone number,
including area code                             (714) 751-7400

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

                                PART I, ITEM I

                    AMERICAN RETIREMENT VILLAS PROPERTIES
                      (a California Limited Partnership)

                                Balance Sheets

          March 31, 1995 (unaudited) and December 31, 1994 (audited)

                 Assets                            1995             1994
                 ------                         (Unaudited)       (Audited)
                                                ------------     ------------
Properties, at cost (notes 3, 4 and 5)
     Land                                        $ 2,695,099      $ 2,695,099
     Building and improvements, less
       accumulated depreciation of $4,869,011
       in 1995 and $4,689,608 in 1994             14,870,256       15,035,175
     Furniture, fixtures and equipment, less
       accumulated depreciation of $331,617
       in 1995 and $330,734 in 1994                  238,380          239,999
                                                 -----------      -----------
     Net Properties                               17,803,735       17,970,273


Cash and cash equivalents                            471,901          245,898
Loan fees, less accumulated amortization
  of $6,837 in 1995 and $4,022 in 1994                26,944           28,151
Other assets (note 6)                                101,072          107,784
                                                 -----------      -----------
                 Total assets                    $18,403,652      $18,352,106
                                                 ===========      ===========

         Liabilities and Partners' Equity
         --------------------------------

Notes payable (note 5)                           $   986,264      $   989,281
Accounts payable and accrued expenses                450,512          350,833
Amounts payable to affiliates (note 3)                25,905            9,601
Distribution payable to partners                     492,919          455,919
                                                 -----------      -----------
                Total Liabilities                  1,955,600        1,805,634

Partners' capital (note 2)
     30,000 units outstanding at March
       31, 1995 and December 31, 1994             16,448,052       16,546,472
                                                 -----------      -----------
     Total liabilities and partners' equity      $18,403,652      $18,352,106
                                                 ===========      ===========

    See accompanying notes to financial statements (unaudited).

                     AMERICAN RETIREMENT VILLAS PROPERTIES
                       (a California Limited Partnership)

                      Statements of Operations (unaudited)

                      For the quarter ended March 31, 1995
                      For the quarter ended March 31, 1994

                                                    1995             1994
                                                 (unaudited)      (unaudited)
                                                 -----------      -----------
     Revenues:
         Rent                                    $1,793,714       $1,662,309
         Assisted living                            182,801          152,445
         Interest                                         0              156
         Other (note 6)                              45,783           56,615
                                                 ----------       ----------
                 Total Revenues                   2,022,298        1,871,525
                                                 ----------       ----------
Costs and expenses (note 3):
         Rental property operations                 994,897          931,519
         Assisted living                             81,684           75,419
         General and administrative                 247,300          249,847
         Property taxes                              66,197           68,307
         Repairs and maintenance                     36,471           34,431
         Advertising                                 10,559            7,023
         Interest (note 5)                           23,480           31,489
         Legal (note 6)                               2,574            2,845
         Bad debt                                     1,555                0
         Depreciation and amortization              205,816          231,613
                                                 ----------       ----------
                 Total costs and expenses         1,670,533        1,632,493

         Net income                              $  351,765       $  239,032
                                                 ==========       ==========

         Net income to General Partner           $    3,518       $    2,390

         Net income to limited partner           $  348,247       $  236,642
                                                 ==========       ==========

         Net income per limited partners
           Unit                                  $    11.61       $     7.89
                                                 ==========       ==========

    See accompanying notes to financial statements (unaudited).

                     AMERICAN RETIREMENT VILLAS PROPERTIES
                       (a California Limited Partnership)

                      Statement of Cash Flows (unaudited)

                   For the three months ended March 31, 1995
                   For the three months ended March 31, 1994




                                                       1995           1994
                                                    (unaudited)    (unaudited)
                                                    -----------    -----------
 Cash flows from operating activities:
     Net income                                      $ 351,765      $ 239,032
     Adjustments to reconcile net income
       to net cash provided by operating
       activities:
         Depreciation and amortization                 205,813        231,613
     Change in assets and liabilities:
         Decrease (increase) in other assets             6,307        (21,133)
         Decrease in loan fees                           1,207          2,294
         Increase in accounts
           payable and accrued expenses                 98,879         82,330
         Increase (decrease) in amounts
           payable to affiliates                        16,304            380
                                                     ---------      ---------
     Net cash provided by operating activites          680,275        534,516

Cash flows from investing activities:
     Capital expenditures                              (38,069)       (52,830)
                                                     ---------      ---------
     Net cash used in investing
        activities                                     (38,069)       (52,830)

Cash flows from financing activities:
     Net borrowings under line of credit
        agreement                                                     300,000
     Principle repayment of notes payable               (3,017)      (327,768)
     Distributions paid                               (413,186)      (460,651)
                                                     ---------      ---------
     Net cash used in financing activities            (416,203)      (488,419)
                                                     ---------      ---------
Increase (decrease) in cash and cash equivalents       226,003         (6,733)

Cash and cash equivalents at beginning of period       245,898        498,543
                                                     ---------      ---------
Cash and cash equivalents at ending of period        $ 471,901      $ 491,810
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

Depreciation
------------

Pursuant to Regulation S-X Rule 10-1(5) the material stated in the December 31, 1994 Form 10K is incorporated by this reference.

Pre-Opening Costs
-----------------

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


(5) Notes Payable
-----------------

Pursuant to Regulation S-X Rule 10-1(5) the material stated in the December 31, 1994 Form 10K is incorporated by this reference.


(6) Property Tax Refund
-----------------------

Pursuant to Regulation S-X Rule 10-1(5) the material stated in the December 31, 1994 Form 10K is incorporated by this reference.

                                PART I  ITEM II
                     AMERICAN RETIREMENT VILLAS PROPERTIES
                       (a California Limited Partnership)

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

(1)      Liquidity.

         The General Partners expect that the cash to be generated from operations of all Registrant's properties will be adequate to pay operating expenses and provide distributions to the Partners. On a long-term basis, the Registrant's liquidity is sustained primarily from cash flow provided by operating activities. During the three months ended March 31, 1995, net cash provided by operating activities was approximately $680,275 as compared to cash provided by operating activities of approximately $534,516 for the three months ending March 31, 1994.

         During the three months ended March 31, 1995, the Registrant used cash in investing activities of $38,069 compared to $52,830 for the three months ended March 31, 1994. The Registrant's investing activities consisted of capital improvements made on its four properties.

         During the three months ended March 31, 1995, the Registrant used net cash in financing activities of $416,203 compared to $488,419 for the three months ended March 31, 1994. The Registrant's investing activities consisted of principal reduction on notes payable and distributions paid to the Partners.

         The General Partners are not aware of any trends, other than national economic conditions, which have had or which may be reasonably expected to have a material favorable or unfavorable impact on revenues or income from the operations or sale of properties. The General Partners believe that if the inflation rate increases they will be able to pass the subsequent increase in operating expenses onto the residents of the properties by way of higher rental and Assisted Living rates. The Registrant has long term debt of approximately $986,000, as of March 31, 1995 which matures on September 20, 2000. The amount of this indebtedness is minor in relation to the Registrant's capital.

(2)      Capital Resources.

         Registrant contemplates spending approximately $200,000 for capital expenditures during 1995 for physical improvements at its four facilities. The funds for these improvements should be available from operations.

         There are no known material trends, favorable or unfavorable, in the Registrant's capital resources, and there is no expected change in the mix of such resources.

(3)      Results of Operations.

         Three months ended March 31, 1995 compared with the three months ended March 31, 1994.

         Revenue for the three months ended March 31, 1995, and the three months ended March 31, 1994 includes rental income and Assisted Living revenue from all four facilities, interest earned on cash balances and other revenue. Total revenues for the three months ending March 31, 1995 was $2,022,298 an increase of approximately 8% over revenues of $1,871,525 for the three months ended March 31, 1994.

         The largest component of revenue, rent, increased by almost 8% from the three months ended March 31, 1994 to the three months ended March 31, 1995. This increase in rent was due to an increase in occupancy of approximately 6%.

         Revenue from Assisted Living increased by almost 20% from the three months ended March 31, 1994 to the three months ended March 31, 1995. The increase in Assisted Living was due to aggressive marketing of the Assisted Living services and the resulting increase in the number of residents using the program.

         Interest and other revenue decreased by approximately 19% from the three months ended March 31, 1994 to the three months ended March 31, 1995. Interest income results from interest earned on cash deposits. Other revenue generally includes processing fees and beauty shop revenue.

         Sources of revenue for the three months ended March 31, 1995 and March 31, 1994 are summarized as follows:

                                         Quarter Ended            Quarter Ended
                                        March 31, 1995           March 31, 1994
                                        --------------           --------------
Rent                                      $1,793,714               $1,662,309

Assisted Living                              182,801                  152,445

Interest and Other                            45,783                   56,771
                                          ----------               ----------
Total Revenue                             $2,022,298               $1,871,525
                                          ==========               ==========

         Total costs and expenses for the three months ended March 31, 1995 were $1,670,533, an increase of over 2% over costs and expenses of $1,632,493 for the three months ended March 31, 1994.

         The largest component of expenses, rental property operations, consist primarily of the property management costs, payroll related expenses, utilities, food expenses and maintenance and supplies. Rental property operations expense increased by almost 7% from the three months ended March 31, 1994 to the three months ended March 31, 1995. The increase in rental property operating expenses is primarily due to increased in payroll expenses and increases in occupancy which generate increases in expenses.

         Assisted Living expenses consist primarily of the related payroll expense. Assisted Living expenses increased by over 8% from the three months ended March 31, 1994 to the three months ended March 31, 1995. Assisted Living expenses increased due to the increases in size of the related staff providing Assisted Living services. This increase corresponds to the increase in Assisted Living revenue.

         General and administrative expenses are comprised of, but not limited to, costs for accounting, partnership administration, bad debt, data processing, investor relations, insurance, and professional services. General and administrative expenses decreased about 1% from the three months ended March 31, 1994 to the three months ended March 31, 1995.

         Depreciation and amortization expense decreased by slightly more than 11% from the three months ended March 31, 1994 to the three months ended March 31, 1995. Depreciation and amortization decreased due to a portion of fixed assets becoming fully depreciated.

         Interest expense decreased over 25% for the three months ended March 31, 1994 compared to the three months ended March 31, 1995, as a result of paying off a loan secured by a first deed of trust on Villa Bonita of $321,250 on or about March 31, 1994.

         Selected costs and expenses for the three months ended March 31, 1995 and March 31, 1994 are as follows:

                                                Quarter Ended                      Quarter Ended
                                               March 31, 1995                     March 31, 1994
                                               --------------                     --------------
Rental Property Operations                        $994,897                           $931,519

Assisted Living                                     81,684                             75,419

General and Administrative                         247,300                            249,847

Depreciation and Amortization                       45,783                             56,615

Property Taxes                                      66,197                             68,307

Interest                                            23,480                             31,489

                                   PART II

                    AMERICAN RETIREMENT VILLAS PROPERTIES
                      (a California Limited Partnership)


Item 1   Legal Proceedings
-----------------------------------------------------------
         None

Item 2   Change in Securities
-----------------------------------------------------------
         None

Item 3   Defaults Upon Senior Securities
-----------------------------------------------------------
         None

Item 4   Submission of Matters to Vote of Security Holders
-----------------------------------------------------------
         None

Item 5   Other Information
-----------------------------------------------------------
         None

Item 6   Exhibits and Reports on Form 8K
-----------------------------------------------------------
A.       Exhibit 27 - Financial Data Schedule

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



                                AMERICAN RETIREMENT VILLAS PROPERTIES,
                                A CALIFORNIA LIMITED PARTNERSHIP


                                        By   ARV Housing Group, Inc.
                                           ---------------------------
                                           Managing General Partner


Date: August 18, 1995                   By        JOHN A. BOOTY
                                            --------------------------
                                                  John A. Booty
                                                  President


Date: August 18, 1995                   By    GRAHAM P. ESPLEY-JONES
                                            --------------------------
                                              Graham P. Espley-Jones
                                              Chief Financial Officer