Form 10-Q/A
period 1995-06-30
AMERICAN RETIREMENT VILLAS PROPERTIES
filed 1995-08-18
CIK 778643

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

                           Balance Sheets (Unaudited)

          June 30, 1995 (unaudited) and December 31, 1994 (audited)


                          Assets
                          ------                          1995          1994
                                                   -----------   -----------
                                                   (unaudited)   (unaudited)
Properties, at cost (notes 4 and 5)
    Land                                           $ 2,695,099   $ 2,695,099
    Building and improvements, less
      accumulated depreciation of $5,048,555
      in 1995 and $4,689,608 in 1994                14,707,999    15,035,175
    Furniture, fixtures and equipment less
      accumulated depreciation of $334,697
      in 1995 and $330,734 in 1994                     257,116       239,999
                                                   -----------   -----------
           Net Properties                           17,660,214    17,970,273


Cash and cash equivalents                              310,977       245,898
Loan fees, less accumulated amortization
of $8,043 in 1995 and $5,630 in 1994                    25,738        28,151
Other assets                                           291,247       107,784
                                                   -----------   -----------
           Total assets                            $18,288,177   $18,352,106
                                                   ===========   ===========

           Liabilities and Partners' Capital
           ---------------------------------

Notes payable (note 6)                             $   983,690   $   989,281
Accounts payable and accrued expenses                  426,733       350,833
Amounts payable to affiliate (note 3)                   14,942         9,601
Distribution payable to partners                        52,731       455,919
                                                   -----------   -----------
           Total Liabilities                         1,478,097     1,805,634

Partners' capital (note 2)
    30,000 units outstanding at June
      30, 1993 and December 31, 1994                16,810,080    16,546,472
                                                   -----------   -----------
Total liabilities and partners' capital            $18,288,177   $18,352,106
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

                     AMERICAN RETIREMENT VILLAS PROPERTIES
                       (a California Limited Partnership)

                      Statements of Operations (unaudited)

    For the quarter ended June 30, 1995
    For the quarter ended June 30, 1994
    For the six months ended June 30, 1995
    For the six months ended June 30, 1994


                                                      Quarter      Quarter      Six months    Six months
                                                     ended June   ended June    ended June    ended June
                                                      30, 1995     30, 1994      30, 1995      30, 1994
                                                     ----------   ----------    ----------    ----------
                                                     (unaudited)  (unaudited)   (unaudited)   (unaudited)
Revenues:
    Rent                                              1,820,678    1,710,142     3,614,392     3,372,451
    Assisted living                                     201,931      176,497       384,731       328,941
    Interest                                                  0          148             0           304
    Other                                                49,596       45,958        95,380       102,454
                                                     ----------   ----------    ----------    ----------
           Total Revenues                             2,072,205    1,932,745     4,094,504     3,804,150
                                                     ----------   ----------    ----------    ----------

Costs and expenses:
    Rental property operations (note 3 and 7)         1,052,147    1,040,912     2,094,808     2,002,762
    Assisted living (note 3)                             92,545       76,343       174,230       151,762
    General and administrative (note 3)                 251,743      244,829       499,043       495,962
    Depreciation and amortization                       206,551      203,301       412,367       434,914
    Property taxes                                       62,460       63,849       128,658       132,156
    Advertising                                           8,344       12,027         7,610        22,086
    Interest (note 6)                                    23,922       27,528        47,402        59,017
    Legal                                                 7,212        2,946         9,786         5,791
    Bad debt                                                705        1,608         2,260         1,608
                                                     ----------   ----------    ----------    ----------
           Total costs and expenses                   1,705,629    1,673,344     3,376,163     3,306,058

    Net income                                       $  366,575   $  259,401    $  718,341    $  498,093
                                                     ==========   ==========    ==========    ==========
    Net income to General Partner                    $    3,666   $    2,594    $    7,183    $    4,981

    Net income to limited partner                    $  362,909   $  256,807    $  711,157    $  493,112
                                                     ==========   ==========    ==========    ==========
    Net income per limited partners unit             $    12.10   $     8.56    $    23.71    $    16.44
                                                     ==========   ==========    ==========    ==========


See accompanying notes to financial statements.

                                 PART I ITEM 1

                     AMERICAN RETIREMENT VILLAS PROPERTIES
                       (a California Limited Partnership)

                      Statement of Cash Flows (unaudited)

    For the six months ended June 30, 1995
    For the six months ended June 30, 1994

                                                            1995          1994
                                                      ----------   -----------
                                                     (unaudited)   (unaudited)
Cash flows from operating activities:
     Net income                                      $  718,341    $   498,093
     Adjustments to reconcile net income
       to net cash provided by operating
       activities:
          Depreciation and amortization                 412,367        434,914
     Change in assets and liabilities:
          Increase in other assets                     (183,463)       (48,292)
          Decrease in loan fees                           2,413          6,052
          Increase in accounts
            payable and accrued expenses                 75,900         45,394
          Increase (decrease) in amounts payable
            to affiliates                                 5,341         (5,695)
                                                     ----------    -----------
                 Total adjustments                      312,558        432,373

     Net cash provided by operating activities        1,030,899        930,466
                                                     ----------    -----------
Cash flows from investing activities:
     Capital expenditures                               (52,851)      (111,603)
                                                     ----------    -----------
     Net cash used in investing activities              (52,851)      (111,603)

Cash flows from financing activities:
     Principal reduction of notes payable                (5,591)      (330,086)
     Distributions paid                                (907,376)      (869,458)
                                                     ----------    -----------

     Net cash used in financing activities             (912,968)    (1,199,544)
                                                     ----------    -----------
Decrease in cash                                         65,080       (380,681)

Cash at the beginning of the period                     245,898        498,543
                                                     ----------    -----------
Cash at the end of the period                        $  310,978    $   117,862
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

                                PART I   ITEM II
                     AMERICAN RETIREMENT VILLAS PROPERTIES
                       (a California Limited Partnership)

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

(1)      Liquidity.

         The General Partners expect that the cash to be generated from operations of all the Registrant's properties will be adequate to pay operating expenses, make necessary capital improvements, make required principal reductions, and provide distributions to the Partners. On a long-term basis, the Registrant's liquidity is sustained primarily from cash flow provided by operating activities. During the six months ended June 30, 1995, net cash provided by operating activities was approximately $1,030,899 as compared to cash provided by operating activities of approximately $930,466 for the six months ending June 30, 1994.

         During the six months ended June 30, 1995, the Registrant used net cash in investing activities of $52,851 compared to $111,603 for the six months ended June 30, 1994. The Registrant's investing activities consisted of capital improvements made on its four properties.

         During the six months ended June 30, 1995, the Registrant used net cash in financing activities of $912,968 compared to $1,199,544 for the six months ended June 30, 1994. The Registrant's investing activities consisted of principal reduction on notes payable and distributions paid to the Partners.

         The General Partners are not aware of any trends, other than national economic conditions, which have had or which may be reasonably expected to have a material favorable or unfavorable impact on revenues or income from the operations or sale of properties. The General Partners believe that if the inflation rate increases they will be able to pass the subsequent increase in operating expenses onto the residents of the properties by way of higher rental and Assisted Living rates. The Registrant has long term debt of approximately $984,000 ,as of June 30, 1995, which matures on September 20, 2000. The amount of this indebtedness is minor in relation to the Registrant's equity.

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

(3)      Results of Operations.

         Three months ended June 30, 1995 compared with the three months ended June 30, 1994.

         Revenue for the three months ended June 30, 1995, and the three months ended June 30, 1994 includes rental income and Assisted Living income from all four properties, interest earned on cash balances and other revenue. Total revenues for the three months ended June 30, 1995 were $2,072,205, an increase of approximately 7% over revenues of $1,932,745 for the three months ended June 30, 1994.

         The largest component of revenue, rent, increased by approximately 6% from the three months ended June 30, 1994 to the three months ended June 30, 1995. The increase in rent was due to an increase in occupancy of approximately 6% and an increase in rental rates of over 1%.

         Revenue from Assisted Living increased by approximately 14% from the three months ended June 30, 1994 to the three months ended June 30, 1995. The increase in Assisted Living was due to aggressive marketing of the Assisted Living services and the resulting increase in the number of residents using the program.

         Interest and other revenue increased by over 7% from the three months ended June 30, 1994 to the three months ended June 30, 1995. Interest income results from interest earned on cash deposits. Other revenue generally includes processing fees and beauty shop revenue.

         Sources of revenue for the three months ended June 30, 1995 and June 30, 1994 are summarized as follows:

                                           Three Months Ended                Three Months Ended
                                             June 30, 1995                     June 30, 1994
                                           ------------------                ------------------
Rent                                           $1,820,678                        $1,710,142

Assisted Living                                   201,931                           176,497

Interest and Other                                 45,596                            46,106
                                               ----------                        ----------
                                               $2,072,205                        $1,932,745
                                               ==========                        ==========

         Total costs and expenses for the three months ended June 30, 1995 were $1,705,629, an increase of approximately 2% over costs and expenses of $1,673,344 for the three months ended June 30, 1994.

         The largest component of expenses, rental property operations, consist primarily of property management costs, payroll related expenses, utilities, food expenses and maintenance and supplies. Rental property operations expenses increased by 1% from the three months ended June 30, 1994 to the three months ended June 30, 1995. The increase in rental property operating expenses is primarily due to increases in payroll expenses and increases in occupancy which generate increases in expenses.

         Assisted Living expenses consist primarily of the related payroll expense. Assisted living expenses increased by over 21% from the three months ended June 30, 1994 to the three months ended June 30, 1995. Assisted Living expenses increased due to the increases in size of the related staff providing Assisted Living services. This increase corresponds to the increase in Assisted Living revenue.

         General and administrative expenses are comprised of, but not limited to, costs for accounting, partnership administration, bad debt, data processing, investor relations, insurance, and professional services. General and administrative expenses increased about 3% from the three months ended June 30, 1994 to the three months ended June 30, 1995.

         Depreciation and amortization expense increased by over 1% from the three months ended June 30, 1994 to the three months ended June 30, 1995.

         Interest expense decreased over 13% for the three months ended June 30, 1994 compared to the three months ended June 30, 1995, as a result of principal reduction.

         Selected costs and expenses for the three months ended June 30, 1995 and June 30, 1994 are summarized as follows:

                                           Three Months Ended                Three Months Ended
                                              June 30, 1995                    June 30, 1994
                                           ------------------                ------------------
Rental Property Operations                     $1,052,147                        $1,040,912

Assisted Living                                    92,545                            76,343

General and Administrative                        251,743                           244,829

Depreciation and Amortization                     206,551                           203,301

Property Taxes                                     62,460                            63,849

Interest                                           23,922                             7,528

         Six months ended June 30, 1995 compared with the six months ended June 30, 1994.

         Revenue for the six months ended June 30, 1995, and the six months ended June 30,1994 includes rental income and Assisted Living revenue from all four facilities, interest earned on cash balances and other revenue. Total revenues for the six months ended June 30, 1995 were $4,094,504 an increase of approximately 8% over revenues of $3,804,150 for the six months ended June 30, 1994.

         The largest component of revenue, rent, increased by almost 7% from the six months ended June 30, 1994 to the six months ended June 30, 1995. This increase in rent was due to an increase in occupancy of approximately 6% and an increase in rental rates of over 1%.

         Revenue from Assisted Living increased by almost 17% from the six months ended June 30, 1994 to the six months ended June 30, 1995. The increase in Assisted Living was due to aggressive marketing of the Assisted Living services and the resulting increase in the number of residents using the program.

         Interest and other revenue decreased by approximately 7% from the six months ended June 30, 1994 to the six months ended June 30, 1995. Interest income results from interest earned on cash deposits. Other revenue generally includes processing fees and beauty shop revenue.

         Sources of revenue for the six months ended June 30, 1995 and June 30, 1994 are summarized as follows:

                                           Six Months Ended         Six Months Ended
                                             June 30, 1995           June 30, 1994
                                           ----------------         ----------------
Rent                                          $3,614,392               $3,372,451

Assisted Living                                  384,731                  328,941

Interest and Other                                95,380                  102,758
                                              ----------               ----------
Total Revenue                                 $4,094,504               $3,804,150
                                              ==========               ==========

         Total costs and expenses for the six months ended June 30, 1995 were $3,376,163, an increase of over 2% over costs and expenses of $3,306,058 for the six months ended June 30, 1994.

         The largest component of expenses, rental property operations, consist primarily of the property management costs, payroll related expenses, utilities, food expenses and maintenance and supplies. Rental property operations expense increased by almost 5% from the six months ended June 30, 1994 to the six months ended June 30, 1995. The increase in rental property operating expenses is primarily due to increased in payroll expenses and increases in occupancy which generate increases in expenses.

         Assisted Living expenses consist primarily of the related payroll expense. Assisted Living expenses increased by over 15% from the six months ended June 30, 1994 to the six months ended June 30, 1995. Assisted Living expenses increased due to the increases in size of the related staff providing Assisted Living services. This increase corresponds to the increase in Assisted Living revenue.

         General and administrative expenses are comprised of, but not limited to, costs for accounting, partnership administration, bad debt, data processing, investor relations, insurance, and professional services. General and administrative expenses increased about 1% from the six months ended June 30, 1994 to the six months ended June 30, 1995.

         Depreciation and amortization expense decreased by more than 5% from the six months ended June 30, 1994 to the six months ended June 30, 1995. Depreciation and amortization decreased due to a portion of fixed assets becoming fully depreciated.

         Interest expense decreased over 20% for the six months ended June 30, 1994 compared to the six months ended June 30, 1995, as a result of paying off a loan secured by a first deed of trust on Villa Bonita of $321,250 on or about March 31, 1994.

         Selected costs and expenses for the six months ended June 30, 1995 and June 30, 1994 are as follows:

                                               Six Months Ended              Six Months Ended
                                                June 30, 1995                 June 30, 1994
                                               ----------------              ----------------
Rental Property Operations                        $2,094,808                    $2,002,762

Assisted Living                                        1,230                       151,762

General and Administrative                           499,043                       495,962

Depreciation and Amortization                        412,367                       434,914

Property Taxes                                       128,658                       132,156

Interest                                              47,402                        59,017

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


Item 1    Legal Proceedings
---------------------
     None



Item 2    Change in Securities
----------------------
     None



Item 3    Defaults Upon Senior Securities
---------------------------
     None



Item 4    Submission of Matters to Vote of Security Holders
------------------------------------------
     None



Item 5    Other Information
----------------------
     On May 25, 1995 the Managing General Partner had a name change from ARV Housing Group, Inc. to ARV Assisted Living, Inc..


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



                                AMERICAN RETIREMENT VILLAS PROPERTIES,
                                A CALIFORNIA LIMITED PARTNERSHIP


                                By    ARV ASSISTED LIVING, INC.
                                   -------------------------------
                                      Managing General Partner


Date:  August 18, 1995          By        GARY L. DAVIDSON
                                   -------------------------------
                                          Gary L. Davidson
                                        Chairman of the Board


Date:  August 18, 1995          By         JOHN A. BOOTY
                                   -------------------------------
                                           John A. Booty
                                              President