Form 10-K/A
period 1994-12-31
AMERICAN RETIREMENT VILLAS PROPERTIES
filed 1995-08-24
CIK 778643

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A
(MARK ONE)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
        SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                 FOR THE FISCAL YEAR ENDED:  DECEMBER 31, 1994

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
        SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                    FOR THE TRANSITION PERIOD FROM        TO

                        COMMISSION FILE NUMBER:  33-633

                     AMERICAN RETIREMENT VILLAS PROPERTIES
                        A CALIFORNIA LIMITED PARTNERSHIP
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                       CALIFORNIA                             33-0154077
             (STATE OR OTHER JURISDICTION OF               (I.R.S. EMPLOYER
              INCORPORATION OR ORGANIZATION)             IDENTIFICATION NO.)

245 FISCHER AVENUE, SUITE D-1, COSTA MESA, CALIFORNIA           92626
       (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)              (ZIP CODE)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (714) 751-7400

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                          UNITS OF LIMITED PARTNERSHIP
                                (TITLE OF CLASS)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X   No
                                                ---     ---
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of voting Units (all voting) held by non-affiliates of Registrant, computed by reference to the price at which such units were sold, was $30,000,000 as of March 1, 1995, a date within sixty (60) days of the filing of this Form 10-K. On that date there were 30,000 Units outstanding.

                                     PART I
ITEM 1.  BUSINESS

   FORMATION AND GENERAL DEVELOPMENT.

   The Registrant is a California limited partnership formed in September of 1985 to develop, invest in, own and operate residential retirement facilities. The Registrant owns and operates four facilities, all of which are located in California. The General Partners continue to make all decisions concerning property acquisitions and will make all decisions concerning dispositions of the facilities. The General Partners believe that the Partnership has not made any investment which puts the Registrant's capital at unusual risk.

   INDUSTRY SEGMENTS.

   The Registrant considers its business to represent only one industry segment, the development, investment in, ownership and operation of residential retirement facilities.

   NARRATIVE DESCRIPTION OF BUSINESS.

   To understand the business done and intended to be done by the Registrant, it is first necessary to understand the market for potential residents.

   As the average life span increases and more people live longer, the number of senior citizens continues to grow. As quoted in the 1994 Orange County Services Directory, the U.S. Census Bureau's statistics show that worldwide, the number of people over 65 now increases by 800,000 per month and predict that, by 2010, the rate of increase will be approximately 1,100,000 per month. Housing alternatives for healthy senior citizens include residing as a senior member of a family, with a relative, a friend, in a home or apartment, a boarding house, or a retirement facility. The General Partners believe, based on their experience, that a housing market exists for the senior citizen who wishes to rent a private room or suite in a facility which provides food service, housekeeping and other amenities which ease the daily burdens of such tasks as shopping, cooking and cleaning. The General Partners are of the opinion that this market will continue to grow.

   Residents rent on a month-to-month basis and for one monthly rate receive all meals, mail service, linens and laundry. The staff provides services and security on a 24-hour basis. In addition, certain services ("Assisted Living") are provided to residents in need of additional care such as bathing and grooming and assisting with the self administration of medication. Higher monthly rents are charged for such Assisted Living services. Neither medical treatment nor facilities, however, are provided. Each project is designed to cater to the needs of the individuals who are ambulatory, in relative good health and without need of specialized or continuing medical attention.

   Each of the Registrant's four facilities was designed to fit its particular site and marketplace. Also, certain common characteristics exist. Each facility devotes approximately 40% of its space to common areas such as recreation rooms, dining rooms, hallways, and kitchen facilities. The kitchens are fully equipped to serve three meals a day and snacks to all residents. Individual rooms consist of a suite containing a bathroom and sleeping and sitting area. The buildings are set in garden settings, including patios and other outdoor areas for resident use.

   A key ingredient to Registrant's business is obtaining and retaining competent on-site management. While the Registrant has established procedures and operating manuals, obtaining and maintaining competent on-site management remains a constant challenge.

   Registrant was initially capitalized at $30,000,000 and the amount of debt to which the Registrant is subject totals approximately $989,281 at December 31, 1994, evidencing that the Registrant has adhered to its general policy of low leverage. The loan bears interest at 9.5% with principal and interest payments of $8,832 per month, and is due September 20, 2000. The loan may be prepaid in full on payment of an adjusted premium charge.

   Within a particular geographic location, residential retirement facilities compete principally on the basis of the quality of the housing, food, recreational activities, resident assistance and other items which make up the American Retirement Villas package. Competition in the four principal market areas in which the Registrant's facilities are located is limited, and is discussed under ITEM 2. below. In addition, other forms of residential housing such as mobile home parks, Assisted Living facilities, apartments, and to a lesser extent, single family homes, compete for residents. The General Partners believe that there is a demand for high quality residential retirement facilities. They foresee future demand to continue to be high in relation to supply.

   The personnel working at each facility are all employed by ARV Management, Inc., a wholly owned subsidiary of the corporate managing general partner. The four facilities employ 150 employees.

   Although the expiration of the minimum holding period (five to seven years) is approaching, there is no definite plan to sell any facility in accordance with a timetable. Any determination regarding sale will be dependent upon the current and projected operating performance, the needs of the Registrant, the availability of buyers and buyers' financing and, in general, the relative merits of continued operation as opposed to sale. On any sale, the Registrant may accept purchase money obligations secured by mortgages as part payment, depending upon then prevailing economic conditions, credit of the buyer and available financing alternatives. In such event, full distribution to the Partners may be delayed until the notes are paid at maturity, sold, refinanced or otherwise liquidated.

   The average occupancy percent for each of the last five years ending December 31, 1990 through December 31, 1994 were 80.6%, 82.4%, 82.4%, 80.9%,
84.9%, respectively. No tenant occupies more than 10% of the rentable square footage. The building size of the four properties ranges from 66,500 square feet to 100,000 square feet, and the average rental per square foot for each of the last five years ending December 31, 1994 were, $17.63, $19.77, $21.48, $21.87, $23.65, respectively.

   The realty taxes and tax rates for the 1994 assesment year vary between the four properties. The tax rates per county range from 1.00376% to 1.0560%, and the realty taxes range from $36,394 to $83,120.

   Depreciation is calculated on the straight line method. Building and improvements are depreciated over a 27.5 year life and equipment is depreciated over a 5 year life.

   The four properties follow improvement programs to maintain the quality living conditions recognized by our residents. The programs include improvements to the building exteriors and interiors, as well as to the property grounds.

   All four properties are adequately covered by full comprehensive business plan coverage. The security ownership of management is as follows:

                                     TITLE                                      PERCENT
                                     -----                                      -------
                                      OF                                           OF
                                      --                                           --
            NAME                     CLASS                 AMOUNT                CLASS
            ----                     -----                 ------                -----
      Gary L. Davidson          General Partner            0.2475%              024.75%

       John A. Booty            General Partner            0.2475%              024.75%

         Tony Rota              General Partner            0.2475%              024.75%

         John Jason             General Partner            0.2475%              024.75%

    ARV Assisted Living,
    Inc. (Formally ARV             Managing
    Housing Group, Inc.)        General Partner            0.0100%              001.00%
                                                           -------              -------

                                                           1.0000%              100.00%
                                                           =======              =======

   FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES.

   None.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         AMERICAN RETIREMENT VILLAS PROPERTIES
         (A California Limited Partnership)
         Annual Report--Form 10-K
         Financial Statements and Schedule
         Items 8 and 14(a)
         December 31, 1994, 1993 and 1992
         (With Independent Auditors' Report Thereon)

                          INDEPENDENT AUDITORS' REPORT


To ARV Housing Group, Inc. as the Managing General Partner of
  American Retirement Villas Properties:

We have audited the financial statements of American Retirement Villas Properties, a California limited partnership, listed in the accompanying index. In connection with our audits of the financial statements, we have also audited the financial statement schedule listed in the accompanying index. These financial statements and financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Retirement Villas Properties as of December 31, 1994 and 1993, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1994, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                       KPMG Peat Marwick LLP

Orange County, California
March 22, 1995

                     AMERICAN RETIREMENT VILLAS PROPERTIES
                       (A California Limited Partnership)

                            Annual Report--Form 10-K

                               Items 8 and 14(a)

                   Index to Financial Statements and Schedule





Financial Statements

Independent Auditors' Report

Balance Sheets--December 31, 1994 and 1993

Statements of Income--Years ended
  December 31, 1994, 1993 and 1992

Statements of Partners' Capital--Years ended
  December 31, 1994, 1993 and 1992

Statements of Cash Flows--Years ended
  December 31, 1994, 1993 and 1992

Notes to Financial Statements


Schedule

Real Estate and Related Accumulated Depreciation--
  December 31, 1994                                             Schedule III



All other schedules are omitted, as the required information is inapplicable or the information is presented in the financial statements or related notes.

                     AMERICAN RETIREMENT VILLAS PROPERTIES
                       (A California Limited Partnership)

                                 Balance Sheets

                           December 31, 1994 and 1993





                   Assets                                                            1994              1993
                   ------                                                            ----              ----
Properties, at cost (notes 4 and 6):
    Land                                                                        $  2,695,099         2,695,099
    Buildings and improvements, less accumulated
      depreciation of $4,689,608 in 1994 and
      $3,974,068 in 1993                                                          15,035,175        15,622,928
    Furniture, fixtures and equipment, less
      accumulated depreciation of $330,734 in
      1994 and $900,125 in 1993                                                      239,999           288,194
                                                                                  ----------        ----------

            Net properties                                                        17,970,273        18,606,221

Cash and cash equivalents                                                            245,898           498,543
Other assets                                                                         135,935           250,070
                                                                                  ----------        ----------

                                                                                $ 18,352,106        19,354,834
                                                                                  ==========        ==========


       Liabilities and Partners' Capital
       ---------------------------------

Notes payable (note 6)                                                          $    989,281         1,324,439
Accounts payable and accrued expenses                                                350,833           324,105
Amounts payable to affiliate (note 3)                                                  9,601            10,186
Distributions payable to Partners                                                    455,919           492,946
                                                                                  ----------        ----------

            Total liabilities                                                      1,805,634         2,151,676
                                                                                  ----------        ----------

Partners' capital (deficit) (note 2):
    General partners' deficit                                                       (202,627)         (197,280)
    Limited partners' capital, 30,000
      limited partnership units authorized,
      issued and outstanding                                                      16,749,099        17,400,438
                                                                                  ----------        ----------

            Total partners' capital                                               16,546,472        17,203,158
                                                                                  ----------        ----------

                                                                                $ 18,352,106        19,354,834
                                                                                  ==========        ==========





See accompanying notes to financial statements.

                     AMERICAN RETIREMENT VILLAS PROPERTIES
                       (A California Limited Partnership)

                              Statements of Income

                  Years ended December 31, 1994, 1993 and 1992




                                                                    1994            1993                1992
                                                                    ----            ----                ----
Revenues:
    Rent                                                        $ 6,890,345       6,510,555          6,395,253
    Assisted living                                                 671,543         505,722            346,077
    Interest                                                            329             503             10,576
    Other                                                           195,026         166,357            330,776
                                                                  ---------       ---------          ---------

            Total revenues                                        7,757,243       7,183,137          7,082,682
                                                                  ---------       ---------          ---------

Costs and expenses:
    Rental property operations (including
      $2,429,622, $2,166,911 and $2,100,283
      related to affiliates in 1994, 1993
      and 1992, respectively)
      (notes 3 and 7)                                             4,656,539       4,213,063          4,042,045
    Assisted living (all related
      to affiliates)
      (note 3)                                                      299,864         242,613            205,725
    General and administrative (including
      $363,844, $378,248 and $382,168
      related to affiliates in 1994, 1993
      and 1992, respectively) (note 3)                              485,050         443,283            423,926
    Depreciation and amortization                                   864,396         982,452          1,113,579
    Property taxes                                                  304,546         281,584            275,031
    Advertising                                                      43,307          47,308             48,605
    Interest (note 6)                                               106,937          69,692             57,944
    Legal                                                             7,736          12,149             88,386
    Bad debt                                                          1,683           5,219            118,542
                                                                  ---------       ---------          ---------

            Total costs and expenses                              6,770,058       6,297,363          6,373,783
                                                                  ---------       ---------          ---------

            Net income                                          $   987,185         885,774            708,899
                                                                  =========       =========          =========

Net income allocated:
    To the General Partner                                      $     9,872           8,858              7,089
    To the Limited Partner                                          977,313         876,916            701,810
                                                                  ---------       ---------          ---------

                                                                $   987,185         885,774            708,899
                                                                  =========       =========          =========

Net income per limited partner unit
  (30,000) units outstanding                                    $     32.58           29.23              23.39
                                                                  =========       =========          =========



See accompanying notes to financial statements.

                     AMERICAN RETIREMENT VILLAS PROPERTIES
                       (A California Limited Partnership)

                        Statements of Partners' Capital

                   Years ended December 31, 1994, 1993 and 1992


                                                                                                      Total
                                                               General            Limited            Partners'
                                                               Partners           Partners            Capital
                                                               --------           --------           ---------
Balance (deficit) at December 31, 1991                        $(175,327)         19,573,971         19,398,644

Distributions to partners ($65.05 per
  limited partner unit)                                         (19,710)         (1,951,439)        (1,971,149)

Net income                                                        7,089             701,810            708,899
                                                               --------          ----------         ----------

Balance (deficit) at December 31, 1992                         (187,948)         18,324,342         18,136,394

Distributions to partners ($60.03 per
  limited partner unit)                                         (18,190)         (1,800,820)        (1,819,010)

Net income                                                        8,858             876,916            885,774
                                                               --------          ----------         ----------

Balance (deficit) at December 31, 1993                         (197,280)         17,400,438         17,203,158

Distributions to partners ($54.29 per
  limited partner unit)                                         (15,219)         (1,628,652)        (1,643,871)

Net income                                                        9,872             977,313            987,185
                                                               --------          ----------         ----------

Balance (deficit) at December 31, 1994                        $ 202,627          16,749,099         16,546,472
                                                               ========          ==========         ==========



See accompanying notes to financial statements.

                     AMERICAN RETIREMENT VILLAS PROPERTIES
                       (A California Limited Partnership)

                            Statements of Cash Flows

                  Years ended December 31, 1994, 1993 and 1992



                                                                   1994            1993             1992
                                                                   ----            ----             ----
Cash flows from operating activities:
    Net income                                                 $   987,185         885,774           708,899
    Adjustments to reconcile net income to net
      cash provided by operating activities:
         Depreciation and amortization                             864,396         982,452         1,113,579
         Write-off of note receivable from sale of land                              -                72,642
    Change in assets and liabilities:
         Decrease (increase) in other assets                       106,402          32,941          (131,136)
         Increase (decrease) in accounts payable and
           accrued expenses                                         26,728          (5,077)           54,384
         Increase (decrease) in amounts payable to
           affiliates                                                  585          (6,396)           13,969
                                                                ----------      ----------        ----------
                Net cash provided by operating
                  activities                                     1,985,296       1,889,694         1,832,337
                                                                ----------      ----------        ----------
Cash flows from investing activities--
  capital expenditures                                            (220,653)       (145,531)        (144,201)
                                                                ----------      ----------        ----------
Cash flows from financing activities:
    Proceeds from notes payable                                      -           1,000,000             -
    Net borrowings (payments) under line-of-credit
      agreement                                                      -            (100,000)          100,000
    Principal repayments of notes payable                         (335,158)       (355,561)          (30,000)
    Payment of loan fees                                             -             (36,281)             -
    Distributions paid                                          (1,682,130)     (1,846,996)       (1,943,752)
                                                                ----------      ----------        ----------
                Net cash used in financing
                  activities                                    (2,017,288)     (1,338,838)       (1,873,752)
                                                                ----------      ----------        ----------
Net (decrease) increase in cash and cash equivalents              (252,645)        405,325          (185,616)

Cash and cash equivalents at beginning of year                     498,543          93,218           278,834
                                                                ----------      ----------        ----------
Cash and cash equivalents at end of year                       $   245,898         498,543            93,218
                                                                ==========      ==========        ==========
Supplemental disclosure of cash flow information:
    Cash paid during the year for:
         Interest                                              $   106,937          64,942            57,944
                                                                ==========      ==========        ==========
Supplemental schedule of noncash investing and
  financing activities:
    Distributions accrued to partners                          $   455,919         492,946           520,932
                                                                ==========      ==========        ==========



See accompanying notes to financial statements.

                     AMERICAN RETIREMENT VILLAS PROPERTIES
                       (A California Limited Partnership)

                         Notes to Financial Statements

                               December 31, 1994



(1)      Summary of Significant Accounting Policies

         Basis of Accounting

         American Retirement Villas Properties (the "Partnership") maintains its records on the accrual method of accounting for financial reporting and Federal and state tax purposes.

         Carrying Value of Real Estate

         Real estate investments are carried at cost less accumulated depreciation. The Partnership considers whether there are any events or changes in circumstances that indicate that the carrying amount of its individual real estate investments may not be recoverable. In the event that there are indications of the possible existence of impairment of an individual real estate asset, the Partnership will estimate the gross future cash flows resulting from the operation of the related real estate and its ultimate disposition. If the estimated undiscounted cash flows are less than the real estate's carrying value, a loss will be recognized based on the difference between the carrying value of the real estate and its estimated fair market value. Assets held for sale are recorded at the lower of carrying value or estimated fair market value less cost to dispose.

         In March 1995 the Financial Accounting Standard Board issued Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"). This statement is effective for fiscal years beginning after December 15, 1995 and accordingly the Partnership will be required to adopt SFAS 121 in its fiscal year ending December 31, 1996. The Partnership's current accounting policy is consistent with the requirements of SFAS 121 and there would be no effect on the Partnership had this statement been effective at December 31, 1994.

         Depreciation is computed using the straight-line method over the estimated useful lives of buildings and improvements, furniture, fixtures and equipment, ranging from 3 to 27-1/2 years.

         Loan Fees

         Loan fees are amortized using the straight-line method over the term of the related note payable and are included in other assets.

         Rental Income

         Rent agreements with tenants are on a month-to-month basis. Advance deposits are applied to the first month's rent.

         Revenue Recognition

         The Partnership recognizes rental and assisted living services revenue from the properties when earned.

         Income Taxes

         Under provisions of the Internal Revenue Code and the California Revenue and Taxation Code, partnerships are generally not subject to income taxes. For tax purposes, any income or losses realized are those of the individual partners, not the Partnership.

         The Partnership has not requested a ruling from the Internal Revenue Service to the effect that it will be treated as a partnership and not an association taxable as a corporation for Federal income tax purposes. The Partnership has received an opinion of counsel as to its tax status prior to its effectiveness for the offering of limited partnership units, but such opinion is not binding upon the Internal Revenue Service.





                                                                     (Continued)

                    AMERICAN RETIREMENT VILLAS PROPERTIES
                      (A California Limited Partnership)

                        Notes to Financial Statements





         Following are the Partnership's assets and liabilities as determined in accordance with generally accepted accounting principles ("GAAP") and for Federal income tax reporting purposes at December 31:

                                                          1994                                  1993
                                              -----------------------------          -----------------------------
                                              GAAP Basis      Tax Basis(1)           GAAP Basis      Tax Basis(1)
                                              ----------      ---------              ----------      ---------
               Total assets                   $ 18,350,874      18,778,064            19,354,834       24,093,135
               Total liabilities              $  1,805,634       1,754,206             2,151,676        2,151,676

         Following are the differences between the financial statement and tax return income:

                                                                     1994              1993            1992
                                                                     ----              ----            ----
               Net income per financial
                 statements                                        $ 987,185          885,774         708,899
               Depreciation differences on
                 properties (1)                                     (201,370)         (39,935)        107,583
               Amortization differences on
                 intangible assets (1)                                 8,413           18,052         (59,580)
               Bad debt accrual (1)                                     -            (109,251)        109,251
               Other (1)                                              (1,756)           3,890         (25,401)
                                                                     -------         --------         -------

               Taxable income per Federal tax
                 return (1)                                        $ 792,472          758,530         840,752
                                                                     =======         ========         =======

               (1) Unaudited

         Net Income per Limited Partner Unit

         Net income per limited partner unit was based on the weighted average number of limited partner units outstanding of 30,000 in 1994, 1993 and 1992.

         Cash and Cash Equivalents

         For purposes of reporting cash flows, the Partnership considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.





                                                                     (Continued)

                     AMERICAN RETIREMENT VILLAS PROPERTIES
                       (A California Limited Partnership)

                         Notes to Financial Statements





         Reclassifications

         Certain 1993 and 1992 amounts have been reclassified to conform to 1994 presentation.

(2)      Organization and Partnership Agreement

         The Partnership was formed on September 9, 1985 for the purpose of acquiring, developing and operating residential retirement facilities. The term of the Partnership is 60 years and may be dissolved earlier under certain circumstances.

         Limited partner units (minimum of 2 units per investor) were offered for sale to the general public. A maximum number of 30,000 units were offered at $1,000 per unit. The Partnership obtained the maximum capitalization in July 1988, representing a total capital investment of $30,000,000. No additional capital contributions are required from any Limited Partner. Under the Partnership Agreement, the maximum liability of the Limited Partners is the amount of their capital contribution.

         The Managing General Partner is ARV Housing Group, Inc. ("ARVHG"), a California corporation, and the individual General Partners are John
         A. Booty, John S. Jason, Gary L. Davidson and Tony Rota. The individual General Partners are substantially all of the stockholders of the Managing General Partner. The General Partners are not required to make capital contributions to the Partnership.

         Profits and losses from operations are allocated, 1% to the General Partners and 99% to the Limited Partners.

         Cash available for distribution from operations is to be distributed 1% to the General Partners and 99% to the Limited Partners.

         Upon any sale, refinancing or other disposition of the Partnership's real properties, distributions are to be made 1% to the General Partners and 99% to the Limited Partners until the Limited Partners have received an amount equal to 100% of their capital contributions plus an amount equal to a 12% cumulative but not compounded per annum return from the date of each partner's investment until the close of the offering and 6% per annum thereafter. The 6% cumulative return will be reduced, but not below zero, by the aggregate amount of prior distributions from all sources. Thereafter, distributions are to be 15% to the General Partners and 85% to the Limited Partners, except that after the sale of the properties, the proceeds of sale of any last remaining assets owned by the Partnership are to be distributed in accordance with the partners' positive capital account balances.





                                                                     (Continued)

                     AMERICAN RETIREMENT VILLAS PROPERTIES
                       (A California Limited Partnership)

                         Notes to Financial Statements





(3)      Transactions with Affiliates

         The Partnership has an agreement with ARVHG providing for a property management fee of 5% of gross revenues and a Partnership management fee of 10% of cash flow before distribution, as defined in the Partnership Agreement, amounting to $387,862, $359,267, $353,384 and $212,238,
         $212,789, $206,029, respectively, at December 31, 1994, 1993 and 1992, respectively.

         ARVHG pays certain expenses such as repairs and maintenance, supplies, payroll and retirement benefit expenses on behalf of the Partnership and is subsequently reimbursed by the Partnership. The retirement benefit expense (see note 7) of $58,143, $53,710 and $39,133 at December 31, 1994, 1993 and 1992, respectively, consists of contributions made to an employee stock ownership plan ("ESOP"). The total reimbursements to ARVHG, including the retirement benefit expense, are included in rental property operations and general and administrative expenses in the accompanying statements of operations and amounted to $2,493,230, $2,215,716 and $2,128,763 at December 31,
         1994, 1993 and 1992, respectively.

         Amounts payable to affiliates at December 31, 1994 and 1993 includes expense reimbursements and accrued property management fees.

(4)      Properties

         Villa Bonita

         In March 1987, the Partnership purchased the Villa Bonita land in San Diego County and constructed a residential retirement facility.

         Rancho Park Villa

         In October 1987, the Partnership purchased Rancho Park Villa, an existing residential retirement facility in San Dimas, California.

         Tamalpais Creek

         In January 1988, the Partnership purchased Tamalpais Creek, an existing residential retirement facility in Novato, California.

         Maria del Sol

         In September 1988, the Partnership purchased Maria del Sol, an existing residential retirement facility in Santa Maria, California.





                                                                     (Continued)

                     AMERICAN RETIREMENT VILLAS PROPERTIES
                       (A California Limited Partnership)

                         Notes to Financial Statements





(5)      Accounts Payable and Accrued Expenses

         Accounts payable and accrued expenses as of December 31, 1994 and 1993 consists of the following:

                                                                                       1994        1993
                                                                                       ----        ----
                          Trade payables                                            $ 162,878    122,040
                          Accrued payroll                                              95,055     72,394
                          Other                                                        92,900    129,671
                                                                                      -------    -------
                                                                                    $ 350,833    324,105
                                                                                      =======    =======

(6)      Notes Payable

         At December 31, 1994 and 1993, notes payable included the following:


                                                                                      1994       1993
                                                                                      ----       ----
               Note payable to bank, secured by deed of trust on the
                 Villa Bonita property; all principal and interest paid on
                 March 31, 1994.                                                    $    -       325,000

               Note payable to bank, secured by deed of trust on the
                 Rancho Park Villa property, interest at 9.5%; payable
                 in monthly principal and interest installments of
                 $8,832; all unpaid principal and interest due on
                 September 20, 2000.                                                  989,281    999,439
                                                                                      -------  ---------
                                                                                    $ 989,281  1,324,439
                                                                                      =======  =========

         The annual principal payments of the notes payable are as follows:

                              Year Ending
                              December 31,
                              ------------
                                  1995                                  $  12,540
                                  1996                                     13,785
                                  1997                                     15,153
                                  1998                                     16,657
                                  1999                                     18,310
                              Thereafter                                  912,836
                                                                          -------
                                                                        $ 989,281
                                                                          =======





                                                                     (Continued)

                     AMERICAN RETIREMENT VILLAS PROPERTIES
                       (A California Limited Partnership)

                         Notes to Financial Statements




         The Partnership also maintains a revolving line of credit that expires on July 15, 1995. There were no borrowings against this line of credit as of December 31, 1994.

(7)      ESOP

         ARVHG offers an Employee Stock Ownership Plan ("ESOP") to all eligible employees which includes the employees of the Partnership. The amount of stock contributed annually to the ESOP is at the discretion of ARVHG. During 1994, 1993 and 1992, ARVHG's Board of Directors declared a contribution that approximated 3% of each employee's payroll expense. The Partnership contributed $58,143, $53,710 and $39,133 to the ESOP (as a reimbursement to ARVHG) in 1994, 1993 and 1992, respectively.

                                                                   Schedule III


                    AMERICAN RETIREMENT VILLAS PROPERTIES
                      (A California Limited Partnership)

               Real Estate and Related Accumulated Depreciation

                              December 31, 1994

                                                                           Costs
                                                Initial Cost            Capitalized
                                         -------------------------     Subsequent to
                                                         Building       Acquisition
                                                         and Im-             or
Description            Encumbrances        Land         provements      Construction      Retirements
-----------            ------------        ----         ----------     -------------      -----------
Villa Bonita            $    -             976,000       5,454,933          197,018            -
Rancho Park Villa         989,281          441,775       3,444,769        1,069,692         157,346
Tamalpais Creek              -             900,000       5,200,000        1,026,562            -
Maria del Sol                -             350,000       2,950,000          566,479            -
                          -------        ---------      ----------        ---------         -------

                        $ 989,281        2,667,775      17,049,702        2,859,751         157,346
                          =======        =========      ==========        =========         =======


                              Gross Amount                                                     Date of
                       --------------------------                                      ----------------------      Depre-
                                       Building                          Accumu-       Completion                  ciable
                                     and Improve-                       lated De-       on Con-        Acqui-       Lives
Description              Land           ments           Total (1)       preciation      struction      sition      (Years)
-----------              ----        ------------      ----------      ----------      ----------      ------      -------
Villa Bonita           1,146,000       5,481,951        6,627,951       1,193,191         1/89          3/87       27-1/2
Rancho Park Villa        291,079       4,507,811        4,798,890       1,158,318         N/A          10/87       27-1/2
Tamalpais Creek          902,734       6,223,828        7,126,562       1,549,671         N/A           1/88       27-1/2
Maria del Sol            355,286       3,511,193        3,866,479         788,428         N/A           9/88       27-1/2
                       ---------      ----------       ----------       ---------

                       2,695,099      19,724,783       22,419,882       4,689,608
                       =========      ==========       ==========       =========


Following is a summary of investment in properties for the years ended December 31, 1994, 1993 and 1992:

                                      1994          1993          1992
                                      ----          ----          ----
Balance at beginning of year     $ 22,292,095    22,261,390    22,230,928
Improvements/construction             127,787        30,705        30,462
                                   ----------    ----------    ----------

Balance at end of year           $ 22,419,882    22,292,095    22,261,390
                                   ==========    ==========    ==========


Following is a summary of accumulated depreciation of investment in properties for the years ended December 31, 1994, 1993 and 1992:

                                      1994         1993         1992
                                      ----         ----         ----
Balance at beginning of year      $ 3,974,068    3,262,130    2,551,277
Additions charged to expense          715,540      711,918      710,853
                                    ---------    ---------    ---------

Balance at end of year            $ 4,689,608    3,974,068    3,262,130
                                    =========    =========    =========

____________

(1) Aggregate cost for Federal income tax purposes is $22,419,882 at December 31, 1994.

                                   PART IV


ITEM 14.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                FORM 8-K


        (a)     The following documents are filed as part of this Report:

                (i)     Independent Auditors' Report.

                (ii)    Balance Sheets - December 31, 1994 and 1993.

                (iii) Statements of Income - Years ended December 31, 1994, 1993 and 1992.

                (iv) Statements of Partners' Capital - Years ended December 31, 1994, 1993 and 1992.

                (v) Statements of Cash Flows - Years ended December 31, 1994, 1993 and 1992.

                (vi)    Notes to Financial Statements.

                (vii) Financial Statement Schedule - Schedule III - Real Estate and Related Accumulated Depreciation - December 31, 1994.

        (b) The Registrant did not file any reports on Form 8-K during the last quarter of fiscal year 1994.


        (c)     Exhibits

                Exhibit 27 - Financial Data Schedule

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

   AMERICAN RETIREMENT VILLAS PROPERTIES,
   A CALIFORNIA LIMITED PARTNERSHIP,
   BY ALL OF THE DIRECTORS OF ARV ASSISTED LIVING, INC. ("ARVAL"), (Formerly ARV Housing Group, Inc.)
   MANAGING GENERAL PARTNER

                        /s/  JOHN A. BOOTY
-------------------------------------------------------------------
By:  John A. Booty, President and Director

                       /s/  GARY L DAVIDSON
-------------------------------------------------------------------
By:  Gary L. Davidson, Chairman of the Board and Director

                   /s/  GRAHAM P. ESPLEY-JONES
-------------------------------------------------------------------
By:  Graham P. Espley-Jones, Chief Financial Officer and Secretary


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons, constituting a majority of the General Partners, on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                                TITLE             DATE
---------                                -----             ----

/s/  JOHN A BOOTY               President and              August 17, 1995
-----------------------------   Director, ARVAL
John A. Booty


/s/  GARY L. DAVIDSON           Chairman of the Board      August 17, 1995
-----------------------------   and Director, ARVAL
Gary L. Davidson


/s/  GRAHAM P. ESPLEY-JONES     Chief Financial Officer    August 17, 1995
-----------------------------   and Secretary, ARVAL
Graham P. Espley-Jones