Form 10-Q
period 1995-09-30
AMERICAN RETIREMENT VILLAS PROPERTIES
filed 1995-11-14
CIK 778643

                       Securities and Exchange Commission

                            Washington, D.C.  20549

                                   Form 10 Q

               Quarterly Report under section 13 or 15(d) of the
                      Securities and Exchange Act of 1934

For the Quarter Ended September 30, 1995


Commission file number 33-633


American Retirement Villas Properties
-------------------------------------
(Exact name of Registrant as specified in it's charter)


California                                       33-0154077
----------                                       ----------
state or other jurisdiction                      (IRS Employer Identification
of organization                                  Number)


245 Fischer Avenue, Suite D-1
Costa Mesa, California                           92626
----------------------                           -----
(address of principal executive                  (zip code)
office)


Registrant's telephone number,                   (714) 751-7400
including area code                              --------------



Indicate by a check mark whether the registrant (1) has filed all the reports to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.


    YES    X                NO
    --------                --------

PART 1 ITEM 1

AMERICAN RETIREMENT VILLAS PROPERTIES
(a California Limited Partnership)

Balance Sheets

September 30, 1995 (unaudited) and December 31, 1994 (audited)
--------------------------------------------------------------------------------


                                                                  1995                1994
                     Assets                                    (unaudited)          (audited)
                     ------                                    -----------         -----------

Properties, at cost (notes 4 and 5)
  Land                                                         $ 2,695,099         $ 2,695,099
  Building and improvements, less
    accumulated depreciation of $5,228,435
    in 1995 and $4,689,608 in 1994                              14,571,819          15,035,175
  Furniture, fixtures and equipment less
    accumulated depreciation of $325,701
    in 1995 and $330,734 in 1994                                   273,124             239,999
                                                               -----------         -----------
                                   Net Properties               17,540,042          17,970,273


Cash  and cash equivalents                                         668,301             245,898
Loan fees, less accumulated amortization
of $9,250 in 1995 and $5,630 in 1994                                24,531              28,151
Other assets                                                       411,190             107,784
                                                               -----------         -----------
                                  Total assets                 $18,644,064         $18,352,106
                                                               ===========         ===========

  Liabilities and Partners' Capital
  ---------------------------------

Notes payable (note 6)                                         $   981,054         $   989,281
Accounts payable and accrued expenses                              420,589             350,833
Amounts payable to affiliate (note 3)                                    0               9,601
Distribution payable to partners                                    52,367             455,919
                                                               -----------         -----------
                                   Total Liabilities             1,454,010           1,805,634

Partners' capital (note 2)
  30,000 units outstanding at September
    30, 1995 and December 31, 1994                              17,190,054          16,546,472
                                                               -----------         -----------
  Total liabilities and partners' capital                      $18,644,064         $18,352,106
                                                               ===========         ===========


See accompanying notes to financial statements.

AMERICAN RETIREMENT VILLAS PROPERTIES
(a California Limited Partnership)

Statements of Operations (unaudited)

For the quarter ended September 30, 1995
For the quarter ended September 30, 1994
For the nine months ended September 30, 1995
For the nine months ended September 30, 1994
--------------------------------------------------------------------------------


                                                                  Quarter       Quarter         Nine months   Nine months
                                                                 ended Sept    ended Sept        ended Sept    ended Sept
                                                                  30, 1995     30, 1994          30, 1995      30, 1994
                                                                (unaudited)   (unaudited)       (unaudited)   (unaudited)
                                                                -----------   -----------       -----------   -----------

Revenues:
  Rent                                                           $1,824,822   $1,745,928        $5,439,214     $5,118,379
  Assisted living                                                   214,107      170,288           598,839        499,229
  Other                                                              43,279       37,283           138,659        140,041
                                                                 ----------   ----------        ----------     ----------
                                   Total Revenues                 2,082,208    1,953,498         6,176,711      5,757,648
                                                                 ----------   ----------        ----------     ----------
Costs and expenses:
  Rental property operations (note 3 and 7)                       1,049,899    1,016,810         3,128,489      3,017,833
  Assisted living (note 3)                                           93,455       77,645           267,684        229,408
  General and administrative (note 3)                               252,637      260,313           751,679        758,035
  Depreciation and amortization                                     206,623      223,166           618,989        658,080
  Property taxes                                                     61,634       65,250           190,292        197,406
  Advertising                                                        10,917        9,009            34,746         31,095
  Interest (note 6)                                                  23,860       24,120            71,262         83,136
  Legal                                                               1,710            0            11,497          5,791
  Bad debt                                                            1,499           75             3,759          1,683

                                                                 ----------   ----------        ----------     ----------
                                   Total costs and expenses       1,702,234    1,676,388         5,078,397      4,982,466

  Net income                                                     $  379,974   $  277,110        $1,098,314     $  775,182
                                                                 ==========   ==========        ==========     ==========

  Net income to General Partner                                       3,800        2,771            10,983          7,752

  Net income to limited partner                                  $  376,174   $  274,339        $1,087,331     $  767,430
                                                                 ==========   ==========        ==========     ==========

  Net income per limited partners unit                           $    12.54   $     9.14        $    36.24     $    25.58
                                                                 ==========   ==========        ==========     ==========

See accompanying notes to financial statements.

AMERICAN RETIREMENT VILLAS PROPERTIES
(a California Limited Partnership)

Statement of Cash Flows (unaudited)

For the nine months ended September 30, 1995
For the nine months ended September 30, 1994
--------------------------------------------------------------------------------


                                                                        1995               1994
                                                                     (unaudited)        (unaudited)
                                                                     -----------        -----------
Cash flows from operating activities:
  Net income                                                         $1,098,314         $   775,182
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Depreciation and amortization                                     618,989             658,080
  Change in assets and liabilities:
      Increase in other assets                                         (303,406)             (3,416)
      Decrease in loan fees                                               3,620               7,759
      Increase in accounts
        payable and accrued expenses                                     70,264              59,625
      (Decrease) in amounts payable
        to affiliates                                                   (10,108)             (2,194)
                                                                     ----------         -----------
                                         Total adjustments              379,359             719,853

  Net cash provided by operating activities                           1,477,673           1,495,035
                                                                     ----------         -----------
Cash flows from (used in) investing activities:
  Capital expenditures                                                 (177,536)           (167,210)
                                                                     ----------         -----------
  Net cash used in investing activities                                (177,536)           (167,210)

Cash flows from (used in) financing activities:
  Principal reduction of notes payable                                   (8,227)           (332,463)
  Distributions paid                                                   (869,507)         (1,277,605)
                                                                     ----------         -----------

  Net cash used in financing activities                                (877,734)         (1,610,068)
                                                                     ----------         -----------
Increase (Decrease) in cash                                             422,403            (282,243)

Cash at the beginning of the period                                     245,898             498,543
                                                                     ----------         -----------
Cash at the end of the period                                        $  668,301         $   216,300
                                                                     ==========         ===========

See accompanying notes to financial statements.

AMERICAN RETIREMENT VILLAS PROPERTIES
(a California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
September 30, 1995
--------------------------------------------------------------------------------


(1)  Summary of Significant Accounting Policies

Basis of Accounting

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

Net Income Per Limited Partner Unit

Pursuant to Regulation S-X Rule 10-1(5) the material stated in the December 31, 1994 Form 10K is incorporated by this reference. The weighted average number of units outstanding at September 30, 1995 and September 30, 1994 was 30,000.

Cash and Cash Equivalents

Pursuant to Regulation S-X Rule 10-1(5) the material stated in the December 31, 1994 Form 10K is incorporated by this reference.

AMERICAN RETIREMENT VILLAS PROPERTIES
(a California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
September 30, 1995
--------------------------------------------------------------------------------


Reclassifications

Pursuant to Regulation S-X Rule 10-1(5) the material stated in the December 31, 1994 Form 10K is incorporated by this reference.

(2) Organization and Partnership Agreement

Pursuant to Regulation S-X Rule 10-1(5) the material stated in the December 31, 1994 Form 10K is incorporated by this reference.

(3) Transactions with Affiliates

Pursuant to Regulation S-X Rule 10-1(5) the material stated in the December 31, 1994 Form 10K is incorporated by this reference, except for the following additional comments. For the nine months ended September 30, 1995 property management and partnership management fees of $308,836 and $192,642 respectively, were paid or accrued to the Managing General Partner.

(4) Properties

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

AMERICAN RETIREMENT VILLAS PROPERTIES
(a California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
September 30, 1995
--------------------------------------------------------------------------------


(5) Accounts Payable and Accrued Expenses

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

PART I  ITEM II
AMERICAN RETIREMENT VILLAS PROPERTIES
(a California Limited Partnership)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------


(1)  Liquidity.

     The General Partners expect that the cash to be generated from operations of all the Registrant's properties will be adequate to pay operating expenses, make necessary capital improvements, make required principal reductions, and provide distributions to the Partners. On a long-term basis, the Registrant's liquidity is sustained primarily from cash flow provided by operating activities. During the nine months ended September 30, 1995, net cash provided by operating activities was approximately $1,477,673 as compared to cash provided by operating activities of approximately $1,430,722 for the nine months ended September 30, 1994.

     During the nine months ended September 30, 1995, the Registrant used net cash in investing activities of $177,536 compared to $167,210 for the nine months ended September 30, 1994. The Registrant's investing activities consisted of capital improvements made on its four properties.

     During the nine months ended September 30, 1995, the Registrant used net cash in financing activities of $877,734 compared to $1,610,068 for the nine months ended September 30, 1994. The Registrant's financing activities consisted of principal reduction on notes payable and distributions paid to the Partners.

     The General Partners are not aware of any trends, other than national economic conditions, which have had or which may be reasonably expected to have a material favorable or unfavorable impact on revenues or income from the operations or sale of properties. The General Partners believe that if the inflation rate increases they will be able to pass the subsequent increase in operating expenses onto the residents of the properties by way of higher rental and Assisted Living rates. The Registrant has long term debt of approximately $981,000 ,as of September 30, 1995, which matures on September 20, 2000. The amount of this indebtedness is minor in relation to the Registrant's equity.

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

(3)  Results of Operations.

     Three months ended September 30, 1995 compared with the three months ended September 30, 1994.

     Revenue for the three months ended September 30, 1995, and the three months ended September 30, 1994 includes rental income and Assisted Living income from all four properties, interest earned on cash balances and other revenue. Total revenues for the three months ended September 30, 1995 were $2,082,208, an increase of approximately 7% over revenues of $1,953,498 for the three months ended September 30, 1994.

AMERICAN RETIREMENT VILLAS PROPERTIES
(a California Limited Partnership)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------


     The largest component of revenue, rent, increased by approximately 5% from the three months ended September 30, 1994 to the three months ended September 30, 1995. The increase in rent was due to an increase in occupancy of approximately 3% and an increase in rental rates of approximately 2%.

     Revenue from Assisted Living increased by approximately 26% from the three months ended September 30, 1994 to the three months ended September 30, 1995. The increase in Assisted Living was due to aggressive marketing of the Assisted Living services and the resulting increase in the number of residents using the program.

     Interest and other revenue increased by over 16% from the three months ended September 30, 1994 to the three months ended September 30, 1995. Interest income results from interest earned on cash deposits. Other revenue generally includes processing fees and beauty shop revenue.

     Sources of revenue for the three months ended September 30, 1995 and September 30, 1994 are summarized as follows:

                             Three Months Ended            Three Months Ended
                             September 30, 1995            September 30, 1994

Rent                              $1,824,822                   $1,745,928

Assisted Living                      214,107                      170,288

Other                                 43,279                       37,283
                                  ----------                   ----------
                                  $2,082,208                   $1,953,498
                                  ==========                   ==========

     Total cost and expenses for the three months ended September 30,1 995 were $1,702,234, an increase of approximately 2% over costs and expenses of $1,676,388 for the three months ended September 30, 1994.

     The largest component of expenses, rental property operations, consist primarily of property management costs, payroll related expenses, utilities, food expenses and maintenance and supplies. Rental property operations expenses increased by 3% from the three months ended September 30, 1994 to the three months ended September 30, 1995. The increase in rental property operating expenses is primarily due to increases in payroll expenses and increases in occupancy which generate increases in expenses.

     Assisted Living expenses consist primarily of the related payroll expense. Assisted living expenses increased by over 20% from the three months ended September 30, 1994 to the three months ended September 30, 1995. Assisted Living expenses increased due to the increases in size of the related staff providing Assisted Living services. This increase corresponds to the increase in Assisted Living revenue.

AMERICAN RETIREMENT VILLAS PROPERTIES
(a California Limited Partnership)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------


     General and administrative expenses are comprised of, but not limited to, costs for accounting, partnership administration, bad debt, data processing, investor relations, insurance, and professional services. General and administrative expenses decreased about 3% from the three months ended September 30, 1994 to the three months ended September 30, 1995.

     Depreciation and amortization expense decreased by over 7% from the three months ended September 30, 1994 to the three months ended September 30, 1995.

     Interest expense decreased over 1% for the three months ended September 30, 1994 compared to the three months ended September 30, 1995, as a result of principal reduction.

     Selected costs and expenses for the three months ended September 30, 1995 and September 30, 1994 are summarized as follows:

                                     Three Months Ended        Three Months Ended
                                     September 30, 1995        September 30, 1994

Rental Property Operations                $1,049,899              $1,016,810

Assisted Living                               93,455                  77,645

General and Administrative                   252,637                 260,313

Depreciation and Amortization                206,623                 223,166

Property Taxes                                61,634                  65,250

Interest                                      23,860                  24,120

     NINE MONTHS ENDED SEPTEMBER 30, 1995 COMPARED WITH THE NINE MONTHS ENDED SEPTEMBER 30, 1994.

     Revenue for the nine months ended September 30, 1995, and the nine months ended September 30,1994 includes rental income and Assisted Living revenue from all four facilities, interest earned on cash balances and other revenue. Total revenues for the nine months ended September 30, 1995 were $6,176,711 an increase of approximately 7% over revenues of $5,757,648 for the nine months ended September 30, 1994.

     The largest component of revenue, rent, increased by over 6% from the nine months ended September 30, 1994 to the nine months ended September 30, 1995. This increase in rent was due to an increase in occupancy of approximately 3% and an increase in rental rates of over 2%.

     Revenue from Assisted Living increased by almost 20% from the nine months ended September 30, 1994 to the nine months ended September 30, 1995. The increase in Assisted Living was due to aggressive marketing of the Assisted Living services and the resulting increase in the number of residents using the program.

AMERICAN RETIREMENT VILLAS PROPERTIES
(a California Limited Partnership)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------


     Interest and other revenue decreased by approximately 1% from the nine months ended September 30, 1994 to the nine months ended September 30, 1995. Interest income results from interest earned on cash deposits. Other revenue generally includes processing fees and beauty shop revenue.

     Sources of revenue for the nine months ended September 30, 1995 and September 30, 1994 are summarized as follows:

                              Nine Months Ended             Nine Months Ended
                              September 30, 1995            September 30, 1994

Rent                              $5,439,214                     $5,118,379

Assisted Living                      598,839                        499,229

Interest and Other                   138,659                        140,041
                                  ----------                     ----------
Total Revenue                     $6,176,611                     $5,757,648
                                  ==========                     ==========

     Total costs and expenses for the nine months ended September 30, 1995 were $5,078,397, an increase of approximately 2% over costs and expenses of $4,982,466 for the nine months ended September 30, 1994.

     The largest component of expenses, rental property operations, consist primarily of the property management costs, payroll related expenses, utilities, food expenses and maintenance and supplies. Rental property operations expense increased by almost 4% from the nine months ended September 30, 1994 to the nine months ended September 30, 1995. The increase in rental property operating expenses is primarily due to increased in payroll expenses and increases in occupancy which generate increases in expenses.

     Assisted Living expenses consist primarily of the related payroll expense. Assisted Living expenses increased by over 16% from the nine months ended September 30, 1994 to the nine months ended September 30, 1995. Assisted Living expenses increased due to the increases in size of the related staff providing Assisted Living services. This increase corresponds to the increase in Assisted Living revenue.

     General and administrative expenses are comprised of, but not limited to, costs for accounting, partnership administration, bad debt, data processing, investor relations, insurance, and professional services. General and administrative expenses decreased about 1% from the nine months ended September 30, 1994 to the nine months ended September 30, 1995.

     Depreciation and amortization expense decreased by more than 5% from the nine months ended September 30, 1994 to the nine months ended September 30, 1995. Depreciation and amortization decreased due to a portion of fixed assets becoming fully depreciated.

     Interest expense decreased over 14% for the nine months ended September 30, 1994 compared to the nine months ended September 30, 1995, as a result of paying off a loan secured by a first deed of trust on Villa Bonita of $321,250 on or about March 31, 1994.

AMERICAN RETIREMENT VILLAS PROPERTIES
(a California Limited Partnership)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------


     Selected costs and expenses for the nine months ended September 30, 1995 and September 30, 1994 are as follows:

                                     Nine Months Ended         Nine Months Ended
                                     September 30, 1995        September 30, 1994

Rental Property Operations              $3,128,489                 $3,017,833

Assisted Living                            267,684                    229,408

General and Administrative                 751,679                    758,035

Depreciation and Amortization              618,989                    658,080

Property Taxes                             190,292                    197,406

Interest                                    71,262                     83,136

PART II
AMERICAN RETIREMENT VILLAS PROPERTIES
(a California Limited Partnership)




Item 1         Legal Proceedings

                 None


Item 2         Change in Securities

                 None


Item 3         Defaults Upon Senior Securities

                 None


Item 4         Submission of Matters to Vote of Security Holders

                 On August 29, 1995, American Retirement Villas Properties (the "Partnership") initiated the solicitation of consents from the holders of units of the Partnership regarding the sale of the four assisted living facilities (the "Properties") owned by the Partnership to Nationwide Health Properties, Inc. ("NHP") .

                 a) On September 28, 1995, the Partnership received consents from holders of a majority of the units to the proposed Sale and Liquidation and terminated the solicitation of consents.

                 b) The tabulation of the votes for the solicitation of consents was as follows:

                      Votes For              Votes Against            Abstain
                     -----------             -------------            --------
                     15,953.9840               4,444.2350             261.0230

Item 5         Other Information

A. On May 25 the Managing General Partner had a name change from ARV Housing Group, Inc. to ARV Assisted Living, Inc..

B. On August 29, 1995, American Retirement Villas Properties (the "Partnership") initiated the solicitation of consents from the holders of units of the Partnership regarding the sale of the four assisted living facilities (the "Properties") owned by the Partnership to Nationwide Health Properties, Inc. ("NHP") and, following such sale, the distribution of the net proceeds of sale in accordance with the terms of the limited partnership agreement of the Partnership, and the subsequent termination, dissolution and winding up of the Partnership (collectively, the "Sale and Liquidation"). On September 28, 1995, the Partnership received consents from holders of a majority of the units to the proposed Sale and Liquidation and terminated the solicitation of consents. The sale of the Properties to NHP closed on October 16, 1995 and distribution of the net proceeds from the sale were forwarded to holders on October
                 18, 1995. The Partnership will be dissolved and the Partnership's business affairs will be wound up before the end of the year.

C.               Form 8-A General Form for Registration of Securities - Filed
                 July 14, 1995.

Item 6         Exhibits and Reports on Form 8K

A.               Exhibit 27 - Financial Data Schedule

B.               Reports on Form 8-K - Filed September 28, 1995

AMERICAN RETIREMENT VILLAS PROPERTIES
(a California Limited Partnership)


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




             AMERICAN RETIREMENT VILLAS PROPERTIES,
             A CALIFORNIA LIMITED PARTNERSHIP


                     By     ARV Assisted Living, Inc.
                            ----------------------------
                            Managing General Partner


Date:  November 11, 1995    By  /s/  GARY L. DAVIDSON
                              --------------------------
                                Gary L. Davidson
                              Chairman of the Board


Date:  November 11, 1995    By  /s/  GRAHAM ESPLEY-JONES
                              --------------------------
                                Graham Espley-Jones
                              Chief Financial Officer